Form 10QSB
period 2007-09-30
BTHC XIV, Inc.
filed 2007-10-25
CIK 1405646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2007

               Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from ______________ to _____________



                         Commission File Number: 0-52722

                                 BTHC XIV, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                               20-5456276
----------------------                                --------------------------
(State of incorporation)                                (IRS Employer ID Number)

                     12890 Hilltop Road, Argyle, Texas 76226
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES X    NO


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 25, 2007: 500,007
                                          -------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X

                                 BTHC XIV, Inc.

              Form 10-QSB for the Quarter ended September 30, 2007

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12

  Item 3 Controls and Procedures                                              14

Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          14

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    14

  Item 6 Exhibits                                                             14


Signatures                                                                    15


Part I
Item 1 - Financial Statements


                                 BTHC XIV, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2007 and 2006

                                   (Unaudited)

                                                             September 30,  September 30,
                                                                2007           2006
                                                              --------       --------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $   --         $   --
   Due from bankruptcy trust                                      --             --
                                                              --------       --------

     Total Assets                                             $   --         $   --
                                                              ========       ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable - trade                                   $   --         $   --
   Advances from controlling shareholder                        16,100          2,558
                                                              --------       --------

     Total Liabilities                                          16,100          2,558
                                                              --------       --------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                                  --             --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,007 shares issued and outstanding                         500            500
   Additional paid-in capital                                      500            500
   Deficit accumulated during the development stage            (17,100)        (3,558)
                                                              --------       --------

     Total Stockholders' Deficit                               (16,100)        (3,558)
                                                              --------       --------

     Total Liabilities and Stockholders' Deficit              $   --         $   --
                                                              ========       ========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                 BTHC XIV, Inc.
                          (a development stage company)
                          Statements of Operations and
                    Comprehensive Loss Nine and Three months
                      ended September 30, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through September 30, 2007

                                   (Unaudited)

                                                                                                Period from
                                                                                              November 29, 2004
                          Nine months       Nine months     Three months      Three months   (date of bankruptcy
                             ended             ended            ended             ended      settlement) through
                         September 30,     September 30,    September 30,     September 30,     September 30,
                             2007              2006             2007              2006              2007
                          ---------         ---------         ---------         ---------         ---------


Revenues                  $    --           $    --           $    --           $    --           $    --
                          ---------         ---------         ---------         ---------         ---------

Operating expenses
   Reorganization costs        --               2,308              --               1,845             2,308
   General and
     administrative
     expenses                13,542             1,250            12,583             1,250            14,792
                          ---------         ---------         ---------         ---------         ---------

   Total operating
     expenses               (13,542)           (3,558)          (12,583)           (3,095)          (17,100)
                          ---------         ---------         ---------         ---------         ---------

Loss from
   operations               (13,542)           (3,558)          (12,583)           (3,095)          (17,100)

Provision for
   income taxes                --                --                --                --                --
                          ---------         ---------         ---------         ---------         ---------

Net loss                    (13,542)           (3,558)          (12,583)           (3,095)          (17,100)

Other
   comprehensive
   income                      --                --                --                --                --
                          ---------         ---------         ---------         ---------         ---------

Comprehensive loss        $ (13,542)        $  (3,558)        $ (12,583)        $  (3,095)        $ (17,100)
                          =========         =========         =========         =========         =========


Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted      $   (0.03)        $   (0.01)        $   (0.03)        $   (0.01)        $   (0.03)
                          =========         =========         =========         =========         =========

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted        500,007           500,007           500,007           500,007           500,007
                          =========         =========         =========         =========         =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                 BTHC XIV, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                Nine months ended September 30, 2007 and 2006 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through September 30, 2007

                                   (Unaudited)

                                                                                  Period from
                                                                                November 29, 2004
                                              Nine months       Nine months    (date of bankruptcy
                                                 ended             ended       settlement) through
                                             September 30,     September 30,     September 30,
                                                 2007              2006              2007
                                               --------          --------          --------

Cash Flows from Operating Activities
   Net loss for the period                     $(13,542)         $ (3,558)         $(17,100)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --                --                --
                                               --------          --------          --------

   Net cash used in operating activities        (13,542)           (3,558)          (17,100)
                                               --------          --------          --------


Cash Flows from Investing Activities               --                --                --
                                               --------          --------          --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --               1,000             1,000
   Cash advanced by stockholder                  13,542             2,558            16,100
                                               --------          --------          --------

   Net cash provided by financing activities     13,542             3,558            17,100
                                               --------          --------          --------

Increase in Cash                                   --                --                --

Cash at beginning of period                        --                --                --
                                               --------          --------          --------

Cash at end of period                          $   --            $   --            $   --
                                               ========          ========          ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --            $   --            $   --
                                               ========          ========          ========
     Income taxes paid during the period       $   --            $   --            $   --
                                               ========          ========          ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 BTHC XIV, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           September 30, 2007 and 2006



Note A - Background and Description of Business

BTHC XIV, Inc. (Company) was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004. The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended.

The Company's post-bankruptcy business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.


Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC XIV, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (Bankruptcy Court). The Company's bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

All assets, liabilities and other claims against the Company and it's affiliated entities were combined for the purpose of distribution of funds to creditors. Each of the entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through November 29, 2004 (the effective date of the Plan of Reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

A Plan of Reorganization was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on November 29, 2004. The Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company's new controlling stockholder would receive "new" shares of the Company's post-reorganization common stock, pursuant to
Section 1145(a) of the Bankruptcy Code. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

                                 BTHC XIV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note B - Bankruptcy Action - Continued

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of November 29, 2004, by virtue of the confirmed Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.


Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and retains the Company's pre-bankruptcy year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.


Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

                                 BTHC XIV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note D - Going Concern Uncertainty - Continued

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's certificate of incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 40,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note E - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Reorganization costs
     --------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

                                 BTHC XIV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     As of September 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.


                                 BTHC XIV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2007 and 2006 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2007, respectively, are as follows:

                                                                Period from
                                                             November 29, 2004
                          Nine months        Nine  months   (date of bankruptcy
                             ended             ended        settlement) through
                         September 30,      September 30,      September 30,
                             2007              2006                2007
                            -------           -------             -------
       Federal:
         Current            $ --              $ --                $ --
         Deferred             --                --                  --
                            -------           -------             -------
                              --                --                  --
                            -------           -------             -------
       State:
         Current              --                --                  --
         Deferred             --                --                  --
                            -------           -------             -------
                              --                --                  --
                            -------           -------             -------

         Total              $ --              $ --                $ --
                            =======           ========            =======

As of September 30, 2007, the Company has a net operating  loss  carryforward(s)
of  approximately  $17,500  to offset  future  taxable  income.  The  amount and availability  of any net  operating  loss  carryforwards  will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the nine month periods ended
September 30, 2007 and 2006 and the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2007, respectively, are as follows:


                                                                                            Period from
                                                                                        November 29, 2004
                                                     Nine months        Nine  months   (date of bankruptcy
                                                        ended             ended        settlement) through
                                                    September 30,      September 30,      September 30,
                                                        2007              2006                2007
                                                       -------           -------             -------

Statutory rate applied to income before income taxes   $(5,800)          $(1,200)          $(7,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --                --                --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                  5,800             1,200             7,000
                                                       -------           -------           -------

Income tax expense                                     $  --             $  --             $  --
                                                       =======           =======           =======


                                 BTHC XIV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Income Taxes - Continued

The Company's only temporary differences as of September 30, 2007 and 2006 relate to the Company's net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


Note H - Capital Stock Transactions

Pursuant to the First Amended Joint Plan of Reorganization Proposed By The Debtors affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division on November 29, 2004, the Company "will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor. The Plan Shares shall all be of the same class."

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc., the Company's then-controlling shareholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,007 shares of the Company's "new" common stock to all unsecured creditors and the then-controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information


Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2007 and 2006 were nominal, relating only to the reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, filing a Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934, and maintaining the corporate entity.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine and three month periods ended September 30, 2007 and 2006 were $(0.03), $(0.01), $(0.03) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $(16,100) and $(2,600), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(3)  Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits

   31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002


                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  BTHC XIV, Inc.

Dated: October 25, 2007                            /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director