Form 10-Q
period 2008-09-30
BTHC XIV, Inc.
filed 2008-10-28
CIK 1405646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

    X         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2008

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

(972) 233-0300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                       Large accelerated filer                          Accelerated filer

                       Non-accelerated filer                            Smaller reporting company       X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES    X       NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     October 28, 2008: 900,036

Transitional Small Business Disclosure Format (check one):     YES            NO      X

BTHC XIV, Inc.

Form 10-Q for the Quarter ended September 30, 2008

Part I

Item 1 - Financial Statements

BTHC XIV, Inc.

(a development stage company)

Balance Sheets

September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash on hand and in bank	$--	$--
Due from bankruptcy trust	--	--
Total Assets	$--	$--
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Advances from controlling stockholder	24,251	17,265
Total Liabilities	24,251	17,265
Commitments and Contingencies
Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
900,036 shares issued and outstanding	900	900
Additional paid-in capital	100	100
Deficit accumulated during the development stage	(25,251)	(18,265)
Total Stockholders' Deficit	(24,251)	(17,265)
Total Liabilities and Stockholders’ Deficit	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2008 and 2007 and

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2008

(Unaudited)

					Period from
					November 29, 2004
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Revenues	$--	$--	$--	$--	$--
Operating expenses
Reorganization costs	--	--	--	--	2,308
General and
administrative costs	6,986	13,542	3,171	12,583	22,943
Loss from operations	(6,986)	(13,542)	(3,171)	(12,583)	(25,251)
Provision for income taxes	--	--	--	--	--
Net loss	(6,986)	(13,542)	(3,171)	(12,583)	(25,251)
Other comprehensive
income	--	--	--	--	--
Comprehensive loss	$(6,986)	$(13,542)	$(3,171)	$(12,583)	$(25,251)
Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)	$(0.03)
Weighted-average number
of shares of common stock
outstanding - basic and
fully diluted	900,036	900,036	900,036	900,036	900,036

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Statements of Cash Flows

Nine months ended September 30, 2008 and 2007 and

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2008

(Unaudited)

			Period from
			November 29, 2004
	Nine months	Nine months	(date of bankruptcy
	ended	ended	settlement) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss for the period	$(6,986)	$(13,542)	$(25,251)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--
Net cash used in operating activities	(6,986)	(13,542)	(25,251
Cash Flows from Investing Activities	--	--	--
Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	6,986	13,542	24,251
Net cash provided by financing activities	6,986	13,542	25,251
Increase in Cash	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$--	$--
Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements

September 30, 2008 and 2007

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Statement of Financial Accounting Standard No. 7, as amended.

The Company’s post-bankruptcy business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC XIV, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (Bankruptcy Court). The Company’s bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

All assets, liabilities and other claims against the Company and it’s affiliated entities were combined for the purpose of distribution of funds to creditors. Each of the entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through November 29, 2004 (the effective date of the Plan of Reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

A Plan of Reorganization was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on November 29, 2004. The Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note B - Bankruptcy Action - Continued

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of November 29, 2004, by virtue of the confirmed Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.

Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and retains the Company’s pre-bankruptcy year-end of December 31.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended, on Form 10 filed on March 12, 2008 containing the Company’s financial statements for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note D - Going Concern Uncertainty - Continued

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.     Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At September 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2008 and 2007 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2008, respectively, are as follows:

Period from
November 29, 2004
	Nine months	Nine months	(date of bankruptcy
	ended	ended	settlement) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Federal:
Current	$--	$--	$--
Deferred	--	--	--
State:
Current	--	--	--
Deferred	--	--	--
Total	$--	$--	$--

 As of September 30, 2008, the Company has an aggregate net operating loss carryforward of approximately $25,300 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2008 and 2007 and the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2008, differs from the statutory rate of 34 percent as follows:

			Period from
			November 29, 2004
	Nine months		(date of bankruptcy
	ended	ended	settlement) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Statutory rate applied to income before income taxes	$(2,400)	$(4,600)	$(8,600)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,400	4,600	8,600
Income tax expense	$--	$--	$--

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note G - Income Taxes - Continued

The Company’s only temporary differences as of September 30, 2008 and 2007 relate to the Company’s net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2008 and 2007, respectively, is nominal and not material to the accompanying financial statements.

Note H - Capital Stock Transactions

On July 1, 2008, the Company’s Board of Directors declared an 80% (0.8-for-1) forward stock split dividend on the issued and outstanding shares of its common stock, which was payable on July 16, 2008 to stockholders of record on July 11, 2008. Pursuant to the common stock dividend, stockholders will receive 0.8 new shares of common stock for each one share of common stock held by them on the record date. No fractional shares will be issued in connection with common stock dividend and any fractional interests will be rounded up to the nearest whole share. As a result of this action, the total number of issued and outstanding shares of the Corporation's common stock were increased from 500,007 shares to approximately 900,036 shares. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Pursuant to the First Amended Joint Plan of Reorganization Proposed By The Debtors affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division on November 29, 2004, the Company “will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor. The Plan Shares shall all be of the same class.”

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc., the Company’s controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,007 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2008 or 2007, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2008 and 2007, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2008 and 2007 were $(0.01) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2008 and 2007, the Company had working capital of approximately $(24,250) and $(16,100), respectively.

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

(1)

will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)

will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(4)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4 - Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

       There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC XIV, Inc.
Dated: October 28, 2008	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director