Form 10-Q
period 2009-06-30
BTHC XIV, Inc.
filed 2009-07-23
CIK 1405646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

  ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended June 30, 2009

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

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     July 22, 2009: 900,036

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

BTHC XIV, Inc.

(a development stage company)

Balance Sheets

June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--

Total current assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	29,720	25,371

Total Liabilities	29,720	25,371

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
900,036 shares issued and outstanding	900	900
Additional paid-in capital	100	100
Deficit accumulated during the development stage	(30,720)	(26,371)

Total Stockholders' Deficit	(29,720)	(25,371)

Total Liabilities and Stockholders’ Deficit	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Six and Three months ended June 30, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009

(Unaudited)

					Period from
					November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Operating expenses
Reorganization costs	--	--	--	--	2,308
Professional fees	3,070	2,865	925	975	23,123
General and
administrative expenses	1,279	950	769	430	5,289

Total operating expenses	4,349	3,815	1,694	1,405	30,720

Income from operations	(4,349)	(3,815)	(1,694)	(1,405)	(30,720)

Provision for income taxes	--	--	--	--	--

Net loss	(4,349)	(3,815)	(1,694)	(1,405)	(30,720)

Other comprehensive income	--	--	--	--	--

Comprehensive loss	$(4,349)	$(3,815)	$(1,694)	$(1,405)	$(30,720)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	900,036	900,036	900,036	900,036	900,036

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Statements of Cash Flows

Six months ended June 30, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009

(Unaudited)

			Period from
			November 29, 2004
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(4,349)	$(3,815)	$(30,720)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(4,349)	(3,815)	(30,720)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	4,349	3,815	29,720

Net cash provided by financing activities	4,349	3,815	30,720

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements

June 30, 2009 and 2008

Note A - Background and Description of Business

BTHC XIV, Inc. (Company) was formed on June 30, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004. The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

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

June 30, 2009 and 2008

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

June 30, 2009 and 2008

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). The Company does not anticipate any examinations of returns filed since 2006 or to be filed in future periods.

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2009 and December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

June 30, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

As of June 30, 2009, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of June 30, 2009, December 31, 2008 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

June 30, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six and three month periods ended June 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009, respectively, are as follows:

Period from
November 29, 2004
	Six months	Six months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Federal
Current	$--	$--	$--	$--	$--
Deferred	--	--	--	--	--
	--	--	--	--	--

State
Current	--	--	--	--	--
Deferred	--	--	--	--	--
	--	--	--	--	--

Total	$--	$--	$--	$--	$--

As of June 30, 2009, the Company has a net operating loss carryforward(s) of approximately $30,700 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Six months	Six months	settlement) through
	June 30,	June 30,	June 30,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(1,400)	$(1,300)	$(10,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,400	1,300	10,400

Income tax expense	$--	$--	$--

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

June 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference as of June 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of June 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$10,400	$9,000
Less valuation allowance	(10,400)	(9,000)

Net Deferred Tax Asset	$--	$--

During the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,400 and $2,800.

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

(2)  Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2009 and 2008 or for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009.

General and administrative expenses for the respective six month periods ended June 30, 2009 and 2008 were approximately $4,300 and $3,800. These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2009 and 2008 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2009, respectively, were $(0.00), $(0.00) and $(0.03), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2009 and December 31, 2008, the Company had working capital of approximately $(30,000) and $(25,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC XIV, Inc.

Dated: July 23, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director