Form 10-Q
period 2009-09-30
BTHC XIV, Inc.
filed 2009-11-12
CIK 1405646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

  ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     November 9, 2009: 300,232

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

BTHC XIV, Inc.

(a development stage company)

Balance Sheets

September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--

Total current assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	34,790	25,371

Total Liabilities	34,790	25,371

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
300,232 shares issued and outstanding	300	300
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(35,790)	(26,371)

Total Stockholders' Deficit	(34,790)	(25,371)

Total Liabilities and Stockholders’ Deficit	$--	$--

                       The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009

(Unaudited)

					Period from
					November 29, 2004
	Nine months	Nine months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Operating expenses
Reorganization costs	--	--	--	--	2,308
Professional fees	7,420	5,246	4,350	2,381	27,473
General and
administrative expenses	1,999	1,740	720	790	6,008

Total operating expenses	9,419	6,986	5,070	3,171	35,790

Income from operations	(9,419)	(6,986)	(5,070)	(3,171)	(35,790)

Provision for income taxes	--	--	--	--	--

Net loss	(9,419)	(6,986)	(5,070)	(3,171)	(35,790)

Other comprehensive income	--	--	--	--	--

Comprehensive loss	$(9,419)	$(6,986)	$(5,070)	$(3,171)	$(35,790)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.03)	$(0.02)	$(0.02)	$(0.01)	$(0.12)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	300,232	300,232	300,232	300,232	300,232

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 and

Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009

(Unaudited)

			Period from
			November 29, 2004
	Nine months	Nine months	(date of bankruptcy
	ended	ended	settlement) through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(9,419)	$(6,986)	$(35,790)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(9,419)	(6,986)	(35,790)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	9,419	6,986	34,790

Net cash provided by financing activities	9,419	6,986	35,790

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

  The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements

September 30, 2009 and 2008

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

September 30, 2009 and 2008

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

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

September 30, 2009 and 2008

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

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 40,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

2.     Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007. The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

As of September 30, 2009, and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine and three month periods ended September 30, 2009 and 2008 and for the period from August 1, 2007(date of bankruptcy settlement) through September 30, 2009, respectively, are as follows:

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

As of September 30, 2009, the Company has a net operating loss carryforward(s) of approximately $35,800 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Six months	Six months	settlement) through
	September 30,	September 30,	September 30,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(3,200)	$(2,400)	$(12,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,200	2,400	12,200

Income tax expense	$--	$--	$--

BTHC XIV, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference as of September 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$12,200	$9,000
Less valuation allowance	(12,200)	(9,000)

Net Deferred Tax Asset	$--	$--

During the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,200 and $2,800.

Note I - Capital Stock Transactions

Stock splits

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

On July 28, 2009, effective on August 3, 2009, Company’s Board of Directors declared a 1-for-3 reverse split of the issued and outstanding shares of common stock. The reverse stock split was implemented by adjusting the stockholders’ book entry accounts to reflect the number of shares held by each stockholder following the split. No fractional shares were issued in connection with the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split reduced the number of the Company’s issued and outstanding shares of common stock from 900,036 to approximately 300,232.

The effects of these actions are reflected in the accompanying financial statements as of the first day of the first period presented.

Bankruptcy recapitalization

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

(2)    Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2009 and 2008 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009.

General and administrative expenses for the respective nine month periods ended September 30, 2009 and 2008 were approximately $9,400 and $7,000. These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2009 and 2008 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2009, respectively, were $(0.03), $(0.02) and $(0.12), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

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

At September 30, 2009 and December 31, 2008, the Company had working capital of approximately $(35,000) and $(25,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC XIV, Inc.

Dated: November 9, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director