Form 10-K
period 2009-12-31
BTHC XIV, Inc.
filed 2010-03-10
CIK 1405646

  UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549

     FORM 10-K

(Mark one)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

     Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes ☐          No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).    Yes ☐          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☒          No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 4, 2010 was approximately $ -0- based upon 90,012 shares held by non-affiliates and a closing market price of $0.00 per share on March 4, 2010.

As of March 4, 2010 , there were 300,232 shares of Common Stock issued and outstanding.

     BTHC XIV, Inc.

     Index to Contents

               Page Number

Part I

Item 1	Business	3
Item 1A	Risk Factors	6
Item 2	Properties	9
Item 3	Legal Proceedings	9

Part II

Item 4	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	10
Item 5	Selected Financial Data	11
Item 6	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11
Item 6A	Quantitative and Qualitative Disclosures About Market Risk	16
Item 7	Financial Statements and Supplementary Data	F-1
Item 8	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	16
Item 8A	Controls and Procedures	16
Item 8B	Other Information	17

Part III

Item 9	Directors, Executive Officers and Corporate Governance	18
Item 10	Executive Compensation	21
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	21
Item 12	Certain Relationships and Related Transactions, and Director Independence	22
Item 13	Principal Accountant Fees and Services	23

Part IV

Item 14	Exhibits and Financial Statement Schedules	24

Signatures		34

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

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

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

HFG exercised the option, and as provided in the Plan, approximately 70% of our outstanding common stock was issued to HFG, in satisfaction of HFG's administrative claims. The remaining approximately 30% of our outstanding common stock was issued to 519 holders of administrative and tax claims and unsecured debt. The Plan Shares were issued pursuant to Section 1145 of the Bankruptcy Code.

As further consideration for the issuance of the Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate. HFG is responsible for the payment of our operating expenses and HFG will provide us for no cost with consulting services, including assisting us with formulating the structure of any proposed merger or acquisition. Additionally, HFG is responsible for paying our expenses incurred in consummating a merger or acquisition.

We will remain subject to the jurisdiction of the bankruptcy court until we consummate a merger or acquisition. Pursuant to the confirmation order, if we do not consummate a business combination prior to June 20, 2010, the Plan Shares will be deemed canceled, and the discharge and injunction provisions of the confirmation order, as they pertain to us, shall be deemed dissolved without further order of the bankruptcy court. If we timely consummate a merger or acquisition, we will have met the requirements of the Plan and the discharge and injunction provisions granted to us under the confirmation order shall continue to be effective.

Effective August 16, 2006, HFG transferred its 350,000 Plan Shares to Halter Financial Investments L.P. (HFI), a Texas limited partnership controlled by Timothy P. Halter.

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

Effect of Climate Change Legislation

Any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

PART II

Item 4 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

As of December 31, 2009, there were a total of 300,232 shares of our common stock outstanding, held by approximately 520 stockholders of record.

Stock Splits

On July 1, 2008, the Company’s Board of Directors declared an 80% (0.8-for-1) forward stock split dividend on the issued and outstanding shares of its common stock, which was payable on July 16, 2008 to stockholders of record on July 11, 2008. Pursuant to the common stock dividend, stockholders received 0.8 new shares of common stock for each one share of common stock held by them on the record date. No fractional shares were issued in connection with common stock dividend and any fractional interests were rounded up to the nearest whole share. As a result of this action, the total number of issued and outstanding shares of the Corporation's common stock were increased from 500,007 shares to approximately 900,036 shares.

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

Item 5 - Selected Financial Data

Not applicable

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(3)     Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $10,600 and $8,100, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements. Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.04) and $(0.03) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

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

(5)     Liquidity and Capital Resources

At December 31, 2009 and 2008, respectively, the Company had working capital of approximately $(36,000) and $(25,400), respectively.

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

The Company’s Certificate of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

(7)     Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 6A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 7 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 8B - Other Information

Not applicable.

     (Remainder of this page left blank intentionally)

PART III

Item 9 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Timothy P. Halter	43	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Mr. Halter or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Timothy P. Halter - Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is the sole officer and director of BTHC XIV, Inc. and BTHC XV, Inc., each a Delaware corporation and Marketing Acquisition Corporation, SMSA Crane Acquisition Corp. and SMSA Gainesville Acquisition Corp., all Nevada corporations. Each of the afore-referenced companies, except for DXP Enterprises, Inc., is a reporting shell company and is current in the filing of their respective periodic reports with the Commission. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Mr. Halter has significant experience in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the following list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Halter held comparable titles and duties to those he holds in the Company, we believe that Mr. Halter possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan. Furthermore, given Mr. Halter’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Halter to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors. Since Mr. Halter serves as the Company’s sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Halter.

Mr. Halter is no longer a controlling shareholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned. In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction. We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

Bitech Pharma, Inc.	000-51684	2005
China Agritech, Inc.	000-49608	2005
China BAK Battery, Inc.	000-49712	2005
China Pharma Holdings, Inc.	000-29523	2005
Playlogic Entertainment, Inc.	000-49649	2005
Polymedix, Inc.	000-51895	2005
Winner Medical Group, Inc.	000-16547	2005
International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Halter's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations. Additional information about these companies can be researched at www.sec.gov.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2009 2008 2007	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address(2)	Number of Shares	Percentage(3)

Timothy P. Halter(4)(5)	202,126	67.3%
174 FM 1830
Argyle, TX 76226

Halter Financial Investments, L. P.	202,126	67.3%
174 FM 1830
Argyle, TX 76226

Directors and Officers as a group	202,126	67.3%
(1 person)

(1)	On March 4, 2010, there were 300,232 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)

In determining the percent of voting stock owned by a person on March 4, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 300,232 shares of common stock outstanding on March 4, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options

(4)

Mr. Halter is our president and director. He also is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P. Mr. Halter's address is 174 FM 1830, Argyle, TX 76226.

(5)	Mr. Halter is deemed to beneficially own the Plan Shares owned by Halter Financial Investments, L.P.
(6)	HFI's address is 174 FM 1830, Argyle, TX 76226.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 12 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders other than the Company currently maintaining a mailing address at 174 FM 1830, Argyle, Texas 76226. The Company’s telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other revenue producing businesses of the Company’s sole officer and director.

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

The Company may adopt a policy under which any consulting or finders fee that may be owed to a third party for services to assist management in evaluating a prospective business opportunity could be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

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

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 13 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$4,300	$4,350
2. Audit-related fees	--	--
3. Tax fees	--	200
4. All other fees	--	--

Totals	$4,300	$4,550

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

Item 14 - Exhibits, Financial Statement Schedules

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

(*) Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52722) on July 9, 2007.

     (Remainder of this page left blank intentionally)

     (Financial statements follow on next page)

     BTHC XIV, Inc.

     (a development stage company)

     Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009	F-4

Statements of Changes in Stockholders' Equity for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009	F-5

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BTHC XIV, Inc.

We have audited the accompanying balance sheets of BTHC XIV, Inc. (a Delaware corporation and a development stage company) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC XIV, Inc. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008 and the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

                          /s/ S. W. Hatfield, CPA
                         S. W. HATFIELD, CPA

Dallas, Texas
March 4, 2010 (except for Note I
     as to which the date is March 9, 2010)

     BTHC XIV, Inc.

     (a development stage company)
     Balance Sheets
     December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--
Due from controlling stockholder	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$--	$-
Due to controlling stockholder	35,960	25,371

Total Liabilities	35,960	25,371

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
40,000,000 shares authorized.
300,232 shares issued and outstanding	300	300
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(36,960)	(26,371)

Total Stockholders' Equity (Deficit)	(35,960)	(25,371)

Total Liabilities and
Stockholders’ Equity (Deficit)	$--	$--

The accompanying notes are an integral part of these financial statements.

     BTHC XIV, Inc.
     (a development stage company)
     Statements of Operations and Comprehensive Loss
     Years ended December 31, 2009 and 2008 and
     Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$--	$--	$--

Operating expenses
Reorganization costs	--	--	2,308
Professional fees	8,420	6,196	28,473
General and administrative costs	2,169	1,910	6,178

Total operating expenses	10,589	8,106	36,960

Income from operations	(10,589)	(8,106)	(36,960)

Provision for income taxes	--	--	--

Net loss	(10,589)	(8,106)	(36,960)

Other comprehensive income	--	--	--

Comprehensive loss	$(10,589)	$(8,106)	$(36,960)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.04)	$(0.03)	$(0.12)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	300,232	300,232	300,232

 The accompanying notes are an integral part of these financial statements.

     BTHC XIV, Inc.
     (a development stage company)
     Statement of Changes in Stockholders’ Equity (Deficit)
     Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued through bankruptcy
settlement on November 29, 2004	500,007	$500	$500	$--	$1,000
Effect of 0.8 for 1 forward stock split
on July 1, 2008	400,029	400	(400)	--	--
Effect of 1 for 3 reverse stock split
on July 28, 2009	(599,804)	(600)	600	--	--

	300,232	300	700	--	1,000

Net loss for the period	--	--	--	--	--

Balances at December 31, 2004	300,232	300	700	--	1,000

Net loss for the year	--	--	--	--	--

Balances at December 31, 2005	300,232	300	700	--	1,000

Net loss for the year	--	--	--	(3,558)	(3,558)

Balances at December 31, 2006	300,232	300	700	(3,558)	(2,558)

Net loss for the year	--	--	--	(14,707)	(14,707)

Balances at December 31, 2007	300,232	300	700	(18,265)	(17,265)

Net loss for the year	--	--	--	(8,106)	(8,106)

Balances at December 31, 2008	300,232	300	700	(26,371)	(25,371)

Net loss for the year	--	--	--	(10,589)	(10,589)

Balances at December 31, 2009	300,232	$300	$700	$(36,960)	$(35,960)

The accompanying notes are an integral part of these financial statements.

     BTHC XIV, Inc.
     (a development stage company)
     Statements of Cash Flows
     Years ended December 31, 2009 and 2008
     Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(10,589)	$(8,106)	$(36,960)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	--	--	--

Net cash used in operating activities	(10,589)	(8,106)	(36,960)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by majority stockholder	10,589	8,106	35,960

Net cash provided by financing activities	10,589	8,106	36,960

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

     BTHC XIV, Inc.

     (a development stage company)
     Notes to Financial Statements
     December 31, 2009 and 2008

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
     December 31, 2009 and 2008

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
     December 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     BTHC XIV, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

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

As of December 31, 2009 and 2008 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

     BTHC XIV, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Federal:
Current	$--	$--	$--
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$--	$--	$--

As of December 31, 2009, the Company has a net operating loss carryforward(s) of approximately $37,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the years ended December 31, 2009 and 2008 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2009, respectively, are as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(3,600)	$(2,800)	$(12,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,600	2,800	12,600

Income tax expense	$--	$--	$--

     BTHC XIV, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note G - Income Taxes - Continued

The Company’s only temporary difference as of December 31, 2009 and 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$12,600	$9,000
Less valuation allowance	(12,600)	(9,000)

Net Deferred Tax Asset	$--	$--

During each of the years ended December 31, 2009 and 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,600 and $2,800.

Note H - Capital Stock Transactions

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

     BTHC XIV, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note H - Capital Stock Transactions - Continued

Bankruptcy recapitalization - continued

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 9, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XIV, Inc.

Dated: March 10, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC XIV, Inc

Dated: March 10, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director