Form 10-Q
period 2010-03-31
BTHC XIV, Inc.
filed 2010-05-04
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52722

BTHC XIV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5456276
(State of incorporation)	(IRS Employer ID Number)

174 FM 1830, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES x  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES x  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:April 30, 2010: 300,232

Transitional Small Business Disclosure Format (check one):       YES  ☐  NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended March 31, 2010

Part I
Item 1 - Financial Statements

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009

Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Due to controlling stockholder	39,611	35,960

Total Liabilities	39,611	35,960

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
300,232 shares issued and outstanding	300	300
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(40,611)	(36,960)

Total Stockholders' Equity (Deficit)	(39,611)	(35,960)

Total Liabilities and
Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,308
Professional fees	2,288	2,145	30,761
General and administrative costs	1,363	510	7,542

Total operating expenses	3,651	2,655	40,611

Income from operations	(3,651)	(2,655)	(40,611)

Provision for income taxes	-	-	-

Net loss	(3,651)	(2,655)	(40,611)

Other comprehensive income	-	-	-

Comprehensive loss	$(3,651)	$(2,655)	$(40,611)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.01)	$(0.14)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	300,232	300,232	300,232

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(3,651)	$(2,655)	$(40,611)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	-	-	-

Net cash used in operating activities	(3,651)	(2,655)	(40,611)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash advanced by majority stockholder	3,651	2,655	39,611

Net cash provided by financing activities	3,651	2,655	40,611

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
March 31, 2010 and December 31, 2009

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note B - Bankruptcy Action - Continued

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization Topic of the FASB Accounting Standards Codification, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization Topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization Topic as of August 1, 2007, the effective date of the Plan.  As of November 29, 2004, by virtue of the confirmed Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

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
March 31, 2010 and December 31, 2009

Note D - Going Concern Uncertainty - Continued

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
March 31, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010, respectively, are as follows:

Period from
November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2010, the Company has a net operating loss carryforward(s) of approximately $41,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010, respectively, are as follows:

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(1,200)	$(900)	$(14,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,200	900	14,000

Income tax expense	$-	$-	$-

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference as of March 31, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$13,800	$12,600
Less valuation allowance	(13,800)	(12,600)

Net Deferred Tax Asset	$-	$-

During the three month period ended March 31, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,200 and $3,600.

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
March 31, 2010 and December 31, 2009

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through May 3, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

The Company had no revenue for either of the three month periods ended March 31, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010.

General and administrative expenses for the respective three month periods ended March 31 2010 and 2009 were approximately $3,700 and $2,700.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.  However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target.  Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2010, respectively, were $(0.01), $(0.01) and $(0.14), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

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

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $(40,000) and $(36,000), respectively.

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

(4)	Plan of Business

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

(2)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(3)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(4)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(5)	Liquidity and Capital Resources

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC XIV, Inc.

Dated: May 3, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director