Form 10-Q
period 2010-06-30
BTHC XIV, Inc.
filed 2010-08-16
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52722

BTHC XIV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5456276
(State of incorporation)	(IRS Employer ID Number)

8235 Douglas Avenue, Suite 1100, Dallas TX 75225
(Address of principal executive offices)

(214) 237-5348
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
YES ☒ NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 10, 2010: 6,004,420

Transitional Small Business Disclosure Format (check one):       YES  ☐  NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended June 30, 2010

Part I
Item 1 - Financial Statements

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$5,704	$-

Total Assets	$5,704	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Due to stockholder	41,819	35,960

Total Liabilities	41,819	35,960

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,640 and 300,232 shares issued and outstanding	6,004	300
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(42,819)	(36,960)

Total Stockholders' Equity (Deficit)	(36,115)	(35,960)

Total Liabilities and
Stockholders’ Equity (Deficit)	$5,704	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010

(Unaudited)

					Period from
					November 29, 2004
					(date of
					bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,308
Professional fees	3,488	3,070	1,200	925	31,961
General and administrative costs	2,371	1,279	1,008	769	8,550

Total operating expenses	5,859	4,349	2,208	1,694	42,819

Loss from operations	(5,859)	(4,349)	(2,208)	(1,694)	(42,819)

Provision for income taxes	-	-	-	-	-

Net loss	(5,859)	(4,349)	(2,208)	(1,694)	(42,819)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(5,859)	$(4,349)	$(2,208)	$(1,694)	$(42,819)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.11)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	1,240,299	300,232	2,180,586	300,232	383,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010

(Unaudited)

			Period from
			November 29, 2004
			date of
	Six months	Six months	bankruptcy
	ended	ended	settlement)
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(5,859)	$(4,349)	$(42,819)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	-	-	-

Net cash used in operating activities	(5,859)	(4,349)	(42,819)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from sale of common stock	5,704	-	5,704
Cash advanced by majority stockholder	5,859	4,349	41,819

Net cash provided by financing activities	11,563	4,349	48,523

Increase in Cash	5,704	-	5,704

Cash at beginning of period	-	-	-

Cash at end of period	$5,704	$-	$5,704

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

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

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of a to-be-selected suburban location.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in downtown Dallas, Texas.

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
June 30, 2010 and December 31, 2009

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no operating assets and a business plan with inherent risk.  The Company’s current principal business activity is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of a to-be-selected suburban location.  However, there is no assurance that the Company will be able to successfully develop or operate a business using this concept.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010, respectively, are as follows:

Period from
November 29, 2004
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2010, the Company has a net operating loss carryforward(s) of approximately $43,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the six month periods ended June 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010, respectively, are as follows:

			Period from
			November 29, 2004
	Six months	Six months	(date of bankruptcy
	ended	ended	settlement) through
	June 30,	June 30,	June 30,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(2,000)	$(1,500)	$(14,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,000	1,500	14,000

Income tax expense	$-	$-	$-

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference as of June 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of June 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$14,600	$12,600
Less valuation allowance	(14,600)	(12,600)

Net Deferred Tax Asset	$-	$-

During the six month period ended June 30, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,000 and $3,600.

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
June 30, 2010 and December 31, 2009

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

Stock sales

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through August 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of a to-be-selected suburban location.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in downtown Dallas, Texas.

(3)	Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010.

General and administrative expenses for the respective six month periods ended June 30, 2010 and 2009 were approximately $5,900 and $4,300.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements and implement its business plan.

Earnings per share for the respective six month periods ended June 30, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2010, respectively, were $(0.00), $(0.01) and $(0.11), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

(4)	Plan of Business

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of a to-be-selected suburban location.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in a downtown Dallas, Texas location.

(5)	Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(36,000) and $(36,000), respectively.

The Company currently has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of a to-be-selected suburban location.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in a downtown Dallas, Texas location.

The Company is dependent upon external sources of financing; including being fully dependent upon its management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity.  The Company’s current and former majority stockholder(s) are providing and has provided all working capital support on the Company's behalf since the bankruptcy discharge date.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.  The Company’s majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company and its current and former majority stockholder(s) are at the mercy of future economic trends and business operations for the these individuals and entities to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

The Company’s Certificate of Incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant until such time as sufficient working capital becomes available.

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

(7)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s business activities.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - [Removed and Reserved]

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XIV, Inc.

Dated: August 11, 2010	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director