Form 10-Q
period 2010-09-30
BTHC XIV, Inc.
filed 2010-11-15
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

(214) 237-5348
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:November 11, 2010: 6,004,420

Transitional Small Business Disclosure Format (check one):        YES ☐ NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended September 30, 2010

Part I
Item 1 - Financial Statements

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash on hand and in bank	$5,704	$-

Total Assets	$5,704	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Due to stockholder	43,126	35,960

Total Liabilities	43,126	35,960

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,640 and 300,232 shares issued and outstanding	6,004	300
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(44,126)	(36,960)

Total Stockholders' Equity (Deficit)	(37,422)	(35,960)

Total Liabilities and
Stockholders’ Equity (Deficit)	$5,704	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

					Period from
					November 29, 2004
					(date of
					bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,308
Professional fees	4,613	7,420	1,125	4,350	33,086
General and administrative costs	2,553	1,999	183	720	8,732

Total operating expenses	7,166	9,419	1,308	5,070	44,126

Loss from operations	(7,166)	(9,419)	(1,308)	(5,070)	(44,126)

Provision for income taxes	-	-	-	-	-

Net loss	(7,166)	(9,419)	(1,308)	(5,070)	(44,126)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(7,166)	$(9,419)	$(1,308)	$(5,070)	$(44,126)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.03)	$(0.00)	$(0.02)	$(0.07)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	2,839,931	300,232	6,004,420	300,232	626,437

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(7,166)	$(9,419)	$(44,126)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	-	-	-

Net cash used in operating activities	(7,166)	(9,419)	(44,126)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from sale of common stock	5,704	-	5,704
Cash advanced by majority stockholder	7,166	9,419	43,126

Net cash provided by financing activities	12,870	9,419	49,830

Increase in Cash	5,704	-	5,704

Cash at beginning of period	-	-	-

Cash at end of period	$5,704	$-	$5,704

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, are as follows:

Period from
November 29, 2004
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2010, the Company has a net operating loss carryforward(s) of approximately 44,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, are as follows:

Period from
November 29, 2004
(date of
bankruptcy
Nine months	Nine months	settlement)
ended	ended	through
September 30,	September 30,	September 30,
2010	2009	2010

Statutory rate applied to
income before income taxes	$(2,400)	$(3,200)	$(15,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,400	3,200	15,000

Income tax expense	$-	$-	$-

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference as of September 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$15,000	$12,600
Less valuation allowance	(15,000)	(12,600)

Net Deferred Tax Asset	$-	$-

During the nine month period ended September 30, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,400 and $3,600.

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
September 30, 2010 and December 31, 2009

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

Subsequent to September 30, 2010, the Company utilized the proceeds of this transaction to partially repay indebtedness for working capital advances from the Company’s former controlling shareholder.

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements, except as noted above.

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

(3)  Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010.

General and administrative expenses for the respective nine month periods ended September 30, 2010 and 2009 were approximately $5,900 and $4,300.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements and implement its business plan.

Earnings per share for the respective nine month periods ended September 30, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, were $(0.00), $(0.01) and $(0.11), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

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

Subsequent to September 30, 2010, the Company utilized the proceeds of this transaction to partially repay indebtedness for working capital advances from the Company’s former controlling shareholder.

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

(5)  Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(36,000) and $(36,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.  Subsequent to September 30, 2010, the Company utilized the proceeds of this transaction to partially repay indebtedness for working capital advances from the Company’s former controlling shareholder.

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

BTHC XIV, Inc.

Dated: November 15, 2010	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director