Form 10-K
period 2010-12-31
BTHC XIV, Inc.
filed 2011-01-18
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Yes [    ]No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [    ]No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ]No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes [__]    No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [ X ]No [    ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 11, 2011 was approximately $ -0- based upon 300,232 shares held by non-affiliates and a closing market price of $0.00 per share on January 11, 2011.

As of January 11, 2011, there were 6,004,640 shares of Common Stock issued and outstanding.

BTHC XIV, Inc.
Form 10-K for the Year ended December 31, 2010

Index to Contents

		Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	(Removed and Reserved)	4

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	9
Item 9A	Controls and Procedures	10
Item 9B	Other Information	10

Part III

Item 10	Directors, Executive Officers and Corporate Governance	11
Item 11	Executive Compensation	13
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	13
Item 13	Certain Relationships and Related Transactions, and Director Independence	14
Item 14	Principal Accounting Fees and Services	14

Part IV

Item 15	Exhibits, Financial Statement Schedules	15

Signatures		29

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

PART I

Item 1 - Business

General

BTHC XIV, Inc. ("Company") was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

On June 1, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Patrick D. Souter ("Souter"), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or approximately $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of  to-be-selected suburban locations.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in downtown Dallas, Texas.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  We are a shell company because we have no operations and no or nominal assets.  Our principal office is located at 8235 Douglas Avenue, Suite 1100, Dallas TX 75225 and our telephone number is (214) 237-5348.

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

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United  States  Bankruptcy  Code.  On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization, or the
Plan of Reorgainzation, as presented by Ballantrae, its affiliates and their creditors.  On August 16, 2006, pursuant to the Plan, BTHC XIV, LLC was merged  into BTHC XIV, Inc., a Delaware corporation.

Business Plan

On June 1, 2010, the Company entered into a Share Exchange Agreement with  Souter  pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or approximately $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of to-be-selected suburban locations.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in downtown Dallas, Texas.

We have limited capital and must depend on our controlling stockholder to provide us with the necessary funds to implement our business plan.

Employees

The Company currently has no employees.  The need for employees and their availability will be addressed in connection with the decision whether or not to open a particular business location.

Item 1A - Risk Factors

Not applicable.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 8235 Douglas Avenue, Suite 1100, Dallas TX 75225 and our telephone number is (214) 237-5348.

It is likely that the Company will not establish an office until it completes its business plan and commences operation of a restaurant and bar concept.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - [Removed and Reserved]

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

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares, as defined in the Plan of Reorgainzation which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of  Reorganization.  In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Holders

As of December 31, 2010, there were a total of 6,004,640 shares of our common stock outstanding, held by approximately  520 stockholders of record.

Stock Splits

On July 1, 2008, the Company’s Board of Directors declared an 80% (0.8-for-1) forward stock split dividend on the issued and outstanding shares of its common stock, which was payable on July 16, 2008 to stockholders of record on July 11, 2008.  Pursuant to the common stock dividend, stockholders received 0.8 new shares of common stock for each one share of common stock held by them on the record date.  No fractional shares were issued in connection with common stock dividend and any fractional interests were rounded up to the nearest whole share.  As a result of this action, the total number of issued and outstanding shares of the Company's common stock were increased from 500,007 shares to approximately 900,036 shares.

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

Recent Sales of Unregistered Securities

On June 1, 2010, the Company entered into a Share Exchange Agreement with Souter, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.  The proceeds from this transaction will be used to support the working capital requirements of the Company in future periods.

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

Restricted Securities

We currently have approximately 5,704,408 shares of common stock outstanding which qualify as restricted securities as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

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

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act  and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm.  At this time, the Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

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

(2)      General

The Company was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

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

On June 1, 2010, the Company entered into a Share Exchange Agreement with Souter, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.  The proceeds from this transaction will be used to support the working capital requirements of the Company in future periods.

Concurrent with this transaction, we adopted a current business plan to develop a restaurant and bar concept geared towards individuals and families living within the proximity of  to-be-selected suburban locations.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in downtown Dallas, Texas.

On July 1, 2008, the Company’s Board of Directors declared an 80% (0.8-for-1) forward stock split dividend on the issued and outstanding shares of its common stock, which was payable on July 16, 2008 to stockholders of record on July 11, 2008.  Pursuant to the common stock dividend, stockholders received 0.8 new shares of common stock for each one share of common stock held by them on the record date.  No fractional shares were be issued in connection with common stock dividend and any fractional interests were rounded up to the nearest whole share.  As a result of this action, the total number of issued and outstanding shares of the Company's common stock were increased from 500,007 shares to approximately 900,036 shares.  The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

(3)      Results of Operations

The Company had no revenue for either of the years ended December 31, 2010 or 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2010 and 2009 were approximately $28,200 and $10,600, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company implements its business plan.  Earnings per share for the respective years ended December 31, 2010 and 2009 were approximately $(0.01) and $(0.04) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company implements its current business plan.  Upon the opening of a restaurant/bar facility, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4)      Liquidity and Capital Resources

At December 31, 2010 and 2009, respectively, the Company had working capital of approximately $(58,000) and $(36,000), respectively.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

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

In such a restricted cash flow scenario, the Company would be unable to implement its business plan, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company’s need for capital may change dramatically as a result of the implementation of our current business plan.  There can be no assurance that the Company will be successful in the ultimate opening of a restaurant/bar concept.  Further, there can be no assurance that the Company would be successful in the sustained operation of such a business venture.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

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

(6)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to operate a restaurant/bar concept.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer ("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Patrick D. Souter	45	President, Chief Executive Officer Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Souter or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Patrick D. Souter received his BBA in Finance and Juris Doctorate from Baylor University in 1987 and 1991, respectively.  While Mr. Souter maintains a transaction-based legal practice, he has substantial experience the restaurant and bar industry.  Mr. Souter has been an owner of Gator’s Croc & Roc, a restaurant and piano bar located in the historic West End area of downtown Dallas, Texas since 2003.  Gator’s Croc & Roc is a primary entertainment venue for those who live and work in Downtown Dallas.  In addition, the locale is popular for those attending events at the American Airlines Center and Dallas Convention Center.  In addition, Mr. Souter is an owner of Gator’s Bar and Grill geared for those individuals and families living in the proximity of its location in the Dallas suburb of Carrollton, Texas.

Director Resignation

On January 17, 2011, Timothy P. Halter resigned as a member of the Company’s Board of Directors.  Mr. Halter’s resignation was not a result of any disagreement with management of the Company.

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

Our Certificate of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors'  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, © a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken  within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Delaware law.  Limitations on liability provided for in our Certificate of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

The sole officer of the Company will not devote a majority of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 11 - Executive Compensation

The Company’s sole officer and director has not received any compensation from the Company.  In future periods, subsequent to the implementation of the Company’s business plan, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick D. Souter, Principal Executive Officer	2010 2009 2008	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-
Timothy P. Halter, Former Principal Executive Officer	2010 2009 2008	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

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

	Shares Beneficially Owned (1) (2)
Name and address	Number of Shares	Percentage (3)

Patrick D. Souter (4)	5,704,408	95.0%
Timothy P. Halter (5) (6)	202,126	3.4%
Halter Financial Investments, LP (6)	202,126	3.4%

Directors and officers as a group	5,906,434	98.4%
(2 persons)

(1)	On January 11, 2011, there were 6,004,640 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on January 11, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,004,640 shares of common stock outstanding on January 11, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Souter is our president and director. His address is 8235 Douglas Avenue, Suite 1100, Dallas TX 75225
(5)
Mr. Halter is our former president and served as a director through January 17, 2011.  He also is a member of Halter Financial Investments GP, LLC, the general  partner of Halter Financial  Investments L.P.  Mr. Halter's address is 12890 Hilltop Road, Argyle, Texas 76226.

(6)	Mr. Halter is deemed to beneficially own the Plan Shares owned by Halter Financial Investments, L.P.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders other than the Company currently maintains a mailing address at 8235 Douglas Avenue, Suite 1100, Dallas TX 75225 and our telephone number of (214) 237-5348.

Director Independence

Pursuant to the Company’s current governance structure, the Company has no independent directors as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$5,200	$4,300
2. Audit-related fees	-	-
3. Tax fees	235	-
4. All other fees	-	-

Totals	$5,435	$4,300

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

The Company has no formal audit committee.  However, the entire Board of Directors is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

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

(Remainder of this page left blank intentionally)

(Financial statements follow on next page)

BTHC XIV, Inc.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2010 and 2009	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2010	F-4

Statements of Changes in Stockholders' Equity
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2010	F-5

Statements of Cash Flows
for the years ended December 31, 2010 and 2009 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2010	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BTHC XIV, Inc.

We have audited the accompanying balance sheets of BTHC XIV, Inc. (a Delaware corporation and a development stage company) as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC XIV, Inc. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for each of the years ended December 31, 2010 and 2009 and the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

S. W. HATFIELD, CPA
Dallas, Texas
January 11, 2011 (except for Note I
as to which the date is January 13, 2011)

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash on hand and in bank	$5,750	$-

Total Assets	$5,750	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Due to controlling stockholder	64,231	35,960

Total Liabilities	64,231	35,960

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,640 and 300,232 shares
issued and outstanding	6,004	300
Additional paid-in capital	746	700
Deficit accumulated during the development stage	(65,231)	(36,960)

Total Stockholders' Equity (Deficit)	(58,481)	(35,960)

Total Liabilities and
Stockholders’ Equity (Deficit)	$5,750	$-

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,308
Professional fees	25,537	8,420	54,011
General and administrative costs	2,734	2,169	8,912

Total operating expenses	28,271	10,589	65,231

Income from operations	(28,271)	(10,589)	(65,231)

Provision for income taxes	-	-	-

Net loss	(28,271)	(10,589)	(65,231)

Other comprehensive income	-	-	-

Comprehensive loss	$(28,271)	$(10,589)	$(65,231)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.04)	$(0.08)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	3,635,376	300,232	848,907

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued through bankruptcy
settlement on November 29, 2004	500,007	$500	$500	$-	$1,000
Effect of 0.8 for 1 forward stock split
on July 1, 2008	400,029	400	(400)	-	-
Effect of 1 for 3 reverse stock split
on July 28, 2009	(599,804)	(600)	600	-	-

	300,232	300	700	-	1,000

Net loss for the period	-	-	-	-	-

Balances at December 31, 2004	300,232	300	700	-	1,000

Net loss for the year	-	-	-	-	-

Balances at December 31, 2005	300,232	300	700	-	1,000

Net loss for the year	-	-	-	(3,558)	(3,558)

Balances at December 31, 2006	300,232	300	700	(3,558)	(2,558)

Net loss for the year	-	-	-	(14,707)	(14,707)

Balances at December 31, 2007	300,232	300	700	(18,265)	(17,265)

Net loss for the year	-	-	-	(8,106)	(8,106)

Balances at December 31, 2008	300,232	300	700	(26,371)	(25,371)

Net loss for the year	-	-	-	(10,589)	(10,589)

Balances at December 31, 2009	300,232	300	700	(36,960)	(35,960)

Private placement of common stock
on June 1, 2010	5,704,408	5,704	46	-	5,750

Net loss for the year	-	-	-	(28,271)	(28,271)

Balances at December 31, 2010	6,004,640	$6,004	$746	$(65,231)	$(58,481)

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2010 and 2009
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(28,271)	$(10,589)	$(65,231)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	-	-	-

Net cash used in operating activities	(28,271)	(10,589)	(65,231)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from private placement of common stock	5,750	-	5,750
Cash advanced by majority stockholder	28,271	10,589	64,231

Net cash provided by financing activities	34,021	10,589	70,981

Increase in Cash	5,750	-	5,750

Cash at beginning of period	-	-	-

Cash at end of period	$5,750	$-	$5,750

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2010 and 2009

Note A - Background and Description of Business

BTHC XIV, Inc. ("Company") was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

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

On June 1, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Patrick D. Souter ("Souter"), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock for approximately $5,750 cash or approximately $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a restaurant and bar concept geared towards individuals and families living within the proximity of to-be-selected suburban locations.  This restaurant and bar concept is geared to offer customers a venue to hear local bands and participate in various other entertainment options such as popular video games and organized club activities involving pool, darts, Texas Hold ‘Em poker and ping pong.  Mr. Souter is currently the owner of a comparable business located in downtown Dallas, Texas.

Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC XIV, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division ("Bankruptcy Court").  The Company’s bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae  New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

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

A Plan of Reorganization was approved by the Bankruptcy Court on November 29, 2004.  The Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

The Company anticipates future sales of equity securities to raise working capital to support and preserve the integrity of the corporate entity.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2008.  The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2008.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2010 and 2009 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2010 and 2009

Note F - Fair Value of Financial Instruments - Continued

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2010, the Company has a net operating loss carryforward(s) of approximately $65,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note G - Income Taxes - Continued

The Company's income tax expense for each of the years ended December 31, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2010, respectively, are as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Statutory rate applied to
income before income taxes	$(9,600)	$(3,600)	$(22,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	9,600	3,600	22,200

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2010 and 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2010 and 2009, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$22,200	$12,600
Less valuation allowance	(22,200)	(12,600)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2010 and 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $9,600 and $3,600.

Note H - Capital Stock Transactions

Stock splits

On July 1, 2008, the Company’s Board of Directors declared an 80% (0.8-for-1) forward stock split dividend on the issued and outstanding shares of its common stock, which was payable on July 16, 2008 to stockholders of record on July 11, 2008.  Pursuant to the common stock dividend, stockholders will receive 0.8 new shares of common stock for each one share of common stock held by them on the record date.  No fractional shares will be issued in connection with common stock dividend and any fractional interests will be rounded up to the nearest whole share.  As a result of this action, the total number of issued and outstanding shares of the Company's common stock were increased from 500,007 shares to approximately 900,036 shares.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note H - Capital Stock Transactions - Continued

Stock splits - continued

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

Bankruptcy recapitalization

Pursuant to the First Amended Joint Plan of Reorganization Proposed By The Debtors affirmed by the Bankruptcy Court on November 29, 2004, the Company “will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan.  Such number is estimated to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.  The Plan Shares shall all be of the same class.”

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

Stock sales

On June 1, 2010, the Company entered into the Share Exchange Agreement with Souter pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

Note I - Subsequent Events

Management has evaluated all activity of the Company through January 13, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XIV, Inc.

Dated: January 18, 2011	By:	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

BTHC XIV, Inc.

Dated: January 18, 2011	By:	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer
Chief Financial Officer and Director