Form 10-Q
period 2011-03-31
BTHC XIV, Inc.
filed 2011-05-06
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52722
BTHC XIV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5456276
(State of incorporation)	(IRS Employer ID Number)

1601 Elm Street, Suite 4600, Dallas, TX 75201
(Address of principal executive offices)

(214) 594-4135
(Issuer's telephone number)

8235 Douglas Avenue, Suite 1100, Dallas TX 75225
(Former name or former address, if changed since last report)

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
YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 6, 2011: 6,004,420
Transitional Small Business Disclosure Format (check one):           YES ☐    NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended March 31, 2011

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$1,436	$5,750

Total Assets	$1,436	$5,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Due to controlling stockholder	64,231	64,231

Total Liabilities	64,231	64,231

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,420 and 300,232 shares
issued and outstanding	6,004	6,004
Additional paid-in capital	746	746
Deficit accumulated during the development stage	(69,545)	(65,231)

Total Stockholders' Equity (Deficit)	(62,795)	(58,481)

Total Liabilities and
Stockholders’ Equity (Deficit)	$1,436	$5,750

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,308
Professional fees	2,352	2,288	56,362
General and administrative costs	1,962	1,363	10,875

Total operating expenses	4,314	3,651	69,545

Income from operations	(4,314)	(3,651)	(69,545)

Provision for income taxes	-	-	-

Net loss	(4,314)	(3,651)	(69,545)

Other comprehensive income	-	-	-

Comprehensive loss	$(4,314)	$(3,651)	$(69,545)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.07)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	6,004,420	300,232	1,049,424

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(4,314)	$(3,651)	$(69,545)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	-	-	-

Net cash used in operating activities	(4,314)	(3,651)	(69,545)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from private placement of common stock	-	-	5,750
Cash advanced by majority stockholder	-	3,651	64,231

Net cash provided by financing activities	-	3,651	70,981

Increase (Decrease) in Cash	(4,314)	-	1,436

Cash at beginning of period	5,750	-	-

Cash at end of period	$1,436	$-	$1,436

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

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

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock for approximately $5,750 cash or approximately $0.001 per share.  As a result of this transaction, 6,004,420 shares of our common stock are currently issued and outstanding.

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
March 31, 2011 and December 31, 2010

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note E - Summary of Significant Accounting Policies - Continued

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note E - Summary of Significant Accounting Policies - Continued

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011, respectively, are as follows:

Period from
November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2011, the Company has a net operating loss carryforward(s) of approximately $69,500 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note G - Income Taxes - Continued

The Company's income tax expense for each of the three month periods ended March 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011, respectively, are as follows:

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(1,500)	$(1,200)	$(23,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	1,500	1,200	23,600

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2011 and December 31, 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2011 and December 31, 2010, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$23,700	$22,200
Less valuation allowance	(23,700)	(22,200)

Net Deferred Tax Asset	$-	$-

During the three month period ended March 31, 2011 and the year ended December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,500 and $9,600.

Note H - Capital Stock Transactions

Stock splits

On July 1, 2008, the Company’s Board of Directors declared an 80% (0.8-for-1) forward stock split dividend on the issued and outstanding shares of its common stock, which was payable on July 16, 2008 to stockholders of record on July 11, 2008.  Pursuant to the common stock dividend, stockholders will receive 0.8 new shares of common stock for each one share of common stock held by them on the record date.  No fractional shares will be issued in connection with common stock dividend and any fractional interests will be rounded up to the nearest whole share.  As a result of this action, the total number of issued and outstanding shares of the Corporation's common stock was increased from 500,007 shares to approximately 900,036 shares.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

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

Stock sales

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or $0.001 per share.  As a result of this transaction, 6,004,420 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.  The proceeds from this transaction will be used to support the working capital requirements of the Company in future periods.

Note I - Subsequent Events

Management has evaluated all activity of the Company through May 6, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, 6,004,420 shares of our common stock are currently issued and outstanding.

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

The Company had no revenue for either of the nine or three month periods ended March 31, 2011 or 2010 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011.

General and administrative expenses for the respective three month periods ended March 31, 2011 and 2010 were approximately $4,300 and $3,700.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements and implement its business plan.

Earnings per share for the respective three month periods ended March 31, 2011 and 2010 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2011, respectively, were $(0.00), $(0.01) and $(0.07), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

(4)	Plan of Business

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (Souter), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,704 cash or $0.001 per share.  As a result of this transaction, there are 6,004,420 shares of our common stock are currently issued and outstanding.

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

At March 31, 2011 and December 31, 2010, respectively, the Company had working capital of approximately $(63,000) and $(58,500), respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC XIV, Inc.

Dated: May 6, 2011	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director