Form 10-Q
period 2011-06-30
BTHC XIV, Inc.
filed 2011-08-09
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 4, 2011:  6,004,420

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$1,424	$5,750

Total Assets	$1,424	$5,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$1,865	$-
Due to controlling stockholder	64,231	64,231

Total Liabilities	66,096	64,231

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,420 and 300,232 shares
issued and outstanding	6,004	6,004
Additional paid-in capital	746	746
Deficit accumulated during the development stage	(71,422)	(65,231)

Total Stockholders' Equity (Deficit)	(64,672)	(58,481)

Total Liabilities and
Stockholders’ Equity (Deficit)	$1,424	$5,750

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2011

(Unaudited)

					Period from
					November 29, 2004
					(date of
					bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,308
Professional fees	4,217	3,488	1,865	1,200	58,228
General and administrative costs	1,974	2,371	12	1,008	10,886

Total operating expenses	6,191	5,859	1,877	2,208	71,422

Loss from operations	(6,191)	(5,859)	(1,877)	(2,208)	(71,422)

Provision for income taxes	-	-	-	-	-

Net loss	(6,191)	(5,859)	(1,877)	(2,208)	(71,422)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(6,191)	$(5,859)	$(1,877)	$(2,208)	$(71,422)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	6,004,420	1,240,299	6,004,420	2,180,586	1,236,911

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2011

(Unaudited)

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(6,191)	$(5,859)	$(42,819)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	1,865	-	-

Net cash used in operating activities	(4,326)	(5,859)	(42,819)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from sale of common stock	-	5,704	5,704
Cash advanced by majority stockholder	-	5,859	41,819

Net cash provided by financing activities	-	11,563	48,523

Increase in Cash	(4,326)	5,704	5,704

Cash at beginning of period	5,750	-	-

Cash at end of period	$1,424	$5,704	$5,704

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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
June 30, 2011 and December 31, 2010

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note D - Going Concern Uncertainty

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
June 30, 2011 and December 31, 2010

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

As of June 30, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2011, respectively, are as follows:

Period from
November 29, 2004
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note G - Income Taxes - Continued

As of June 30, 2011, the Company has a net operating loss carryforward(s) of approximately $71,400 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the six month periods ended June 30, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2011, respectively, are as follows:

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(2,100)	$(2,000)	$(24,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,100	2,000	24,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of June 30, 2011 and December 31, 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of June 30, 2011 and December 31, 2010, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$24,000	$22,200
Less valuation allowance	(24,000)	(22,200)

Net Deferred Tax Asset	$-	$-

During the six month period ended June 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,800 and $9,600.

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
June 30, 2011 and December 31, 2010

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through August 4, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2011 or 2010 or for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2011.

General and administrative expenses for the respective six month periods ended June 30, 2011 and 2010 were approximately $6,200 and $5,900.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements and implement its business plan.

Earnings per share for the respective six month periods ended June 30, 2011 and 2010 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2011, respectively, were $(0.00), $(0.00) and $(0.06), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

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

At June 30, 2011 and December 31, 2010, respectively, the Company had working capital of approximately $(65,000) and $(58,500), respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

(7)	Critical Accounting Policies

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None
Item 4 - [Removed and Reserved]

Item 5 - Other Information

None

Item 6 - Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101     Interactive data files pursuant to Rule 405 of Regulation S-T.*
____________________
*To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XIV, Inc.

Dated: August 9, 2011	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director