Form 10-Q
period 2011-09-30
BTHC XIV, Inc.
filed 2011-11-03
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 31,  2011:  6,004,420

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$1,399	$5,750

Total Assets	$1,399	$5,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$4,879	$-
Due to controlling stockholder	67,231	64,231

Total Liabilities	72,110	64,231

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,420 and 300,232 shares
issued and outstanding	6,004	6,004
Additional paid-in capital	746	746
Deficit accumulated during the development stage	(77,461)	(65,231)

Total Stockholders' Equity (Deficit)	(70,711)	(58,481)

Total Liabilities and
Stockholders’ Equity (Deficit)	$1,399	$5,750

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2011 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011

(Unaudited)

					Period from
					November 29, 2004
					(date of
					bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,308
Professional fees	5,127	4,613	1,125	1,125	59,353
General and administrative costs	7,103	2,553	4,914	183	15,800

Total operating expenses	12,230	7,166	6,039	1,308	77,461

Loss from operations	(12,230)	(7,166)	(6,039)	(1,308)	(77,461)

Provision for income taxes	-	-	-	-	-

Net loss	(12,230)	(7,166)	(6,039)	(1,308)	(77,461)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(12,230)	$(7,166)	$(6,039)	$(1,308)	$(77,461)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	6,004,420	2,839,931	6,004,420	6,004,420	1,412,566

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011

(Unaudited)

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(12,230)	$(7,166)	$(77,461)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	4,879	-	4,879

Net cash used in operating activities	(7,351)	(7,166)	(72,582)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from sale of common stock	-	5,704	5,750
Cash advanced by majority stockholder	3,000	7,166	67,231

Net cash provided by financing activities	3,000	12,870	73,981

Increase in Cash	(4,351)	5,704	1,399

Cash at beginning of period	5,750	-	-

Cash at end of period	$1,399	$5,704	$1,399

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
September 30, 2011 and December 31, 2010

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

As of September 30, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011, respectively, are as follows:

Period from
November 29, 2004
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note G - Income Taxes - Continued

As of September 30, 2011, the Company has a net operating loss carryforward(s) of approximately $77,500 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the nine month periods ended September 30, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011, respectively, are as follows:

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(3,800)	$(2,500)	$(26,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,800	2,500	26,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2011 and December 31, 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2011 and December 31, 2010, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$26,000	$22,200
Less valuation allowance	(26,000)	(22,200)

Net Deferred Tax Asset	$-	$-

During the nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,800 and $9,600.

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
September 30, 2011 and December 31, 2010

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through October 31, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 or 2010 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011.

General and administrative expenses for the respective nine month periods ended September 30, 2011 and 2010 were approximately $12,000 and $7,200.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements and implement its business plan.

Earnings per share for the respective nine month periods ended September 30, 2011 and 2010 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2011, respectively, were $(0.00), $(0.00) and $(0.05), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

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

At September 30, 2011 and December 31, 2010, respectively, the Company had working capital of approximately $(71,000) and $(58,500), respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BTHC XIV, Inc.

Dated: November 3, 2011	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director