Form 10-K
period 2011-12-31
BTHC XIV, Inc.
filed 2012-03-29
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-52722

BTHC XIV, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5456276
(State of Incorporation)	(I. R. S. Employer ID Number)

1601 Elm Street, Suite 4600, Dallas, Texas 75201
(Address of Principal Executive Offices)

(214) 237-5348
(Registrant’s Telephone Number)

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

Yes [    ]No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ]No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes [ X ]No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [ X ]No [    ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 26, 2012 was approximately $ -0- based upon 300,232 shares held by non-affiliates and a closing market price of $0.00 per share on March 26, 2012.

As of March 26, 2012, there were 6,004,640 shares of Common Stock issued and outstanding.

BTHC XIV, Inc.
Form 10-K for the Year ended December 31, 2011

Index to Contents

		Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Mine Safety Disclosures	4

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	6
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	9
Item 9A	Controls and Procedures	9
Item 9B	Other Information	10

Part III

Item 10	Directors, Executive Officers and Corporate Governance	11
Item 11	Executive Compensation	12
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	13
Item 13	Certain Relationships and Related Transactions, and Director Independence	13
Item 14	Principal Accounting Fees and Services	14

Part IV

Item 15	Exhibits, Financial Statement Schedules	14

Signatures		27

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

PART I
Item 1 - Business

General

BTHC XIV, Inc. (“Company”) was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

On June 1, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Patrick D. Souter (“Souter”), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock in exchange for approximately $5,750 cash or approximately $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

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

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  We are a shell company because we have no operations and no or nominal assets.  Our principal office is located at 1601 Elm Street, Suite 4600, Dallas TX 75201 and our telephone number is (214) 237-5348.

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

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United  States  Bankruptcy  Code.  On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization, or the Plan of Reorganization, as presented by Ballantrae, its affiliates and their creditors.  On August 16, 2006, pursuant to the Plan, BTHC XIV, LLC was merged  into BTHC XIV, Inc., a Delaware corporation.

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

We have limited capital and must depend on our controlling stockholders to provide us with the necessary funds to implement our business plan.

Employees

The Company currently has no employees.  The need for employees and their availability will be addressed in connection with the decision whether or not to open a particular business location.

Item 1A - Risk Factors

Not applicable.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 1601 Elm Street, Suite 4600, Dallas TX 75201 and our telephone number is (214) 237-5348.

It is likely that the Company will not establish an office until it completes its business plan and commences operation of a restaurant and bar concept.

However, it is not possible at this time to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable.

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

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares, as defined in the Plan of Reorganization, which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of  Reorganization.  In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities without registration under the Securities Act.

Holders

As of December 31, 2011, there were a total of 6,004,640 shares of our common stock outstanding, held by approximately 429 stockholders of record.

Stock Splits

None.

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

Results of Operations

The Company had no revenue for either of the years ended December 31, 2011 or 2010, respectively.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $13,900 and $28,200, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company implements its business plan.  Earnings per share for the respective years ended December 31, 2011 and 2010 were approximately $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital of approximately $(72,400) and $(58,500), respectively.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Patrick D. Souter	47	President, Chief Executive Officer Chief Financial Officer and Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Item 11 - Executive Compensation

The Company’s sole officer and director has received any compensation from the Company.  In future periods, subsequent to the implementation of the Company’s business plan, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick D. Souter, Principal Executive Officer	2011 2010 2009	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

Timothy P. Halter, Former Principal Executive Officer	2010 2009	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

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

	Shares Beneficially Owned (1) (2)
Name and address	Number of Shares	Percentage (3)

Patrick D. Souter (4)	5,704,408	95.0%
Timothy P. Halter (5) (6)	202,126	3.4%
Halter Financial Investments, LP (6)	202,126	3.4%

Directors and officers as a group	5,906,434	98.4%
(2 persons)

(1)	On March 26, 2012, there were 6,004,640 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on March 26, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,004,640 shares of common stock outstanding on March 26, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Souter is our president and director. His address is 1601 Elm Street, Suite 4600, Dallas TX 75201.
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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders other than the Company currently maintains a mailing address at 1601 Elm Street, Suite 4600, Dallas TX 75201 and our telephone number of (214) 237-5348.

Director Independence

Pursuant to the Company’s current governance structure, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

(Remainder of this page left blank intentionally)

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$5,963	$5,200
2. Audit-related fees	-	-
3. Tax fees	335	235
4. All other fees	-	-

Totals	$6,298	$5,435

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

The Company has no formal audit committee.  However, the entire Board of Directors (“Board”) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

BTHC XIV, Inc.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2011	F-4

Statements of Changes in Stockholders' Equity
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2011	F-5

Statements of Cash Flows
for the years ended December 31, 2011 and 2010 and
for the period from November 29, 2004 (date of bankruptcy settlement)
through December 31, 2011	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BTHC XIV, Inc.

We have audited the accompanying balance sheets of BTHC XIV, Inc. (a Delaware corporation and a development stage company) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC XIV, Inc. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010 and the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
March 27, 2012

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$1,261	$5,750

Total Assets	$1,261	$5,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$910	$-
Due to controlling stockholder	72,731	64,231

Total Liabilities	73,641	64,231

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,640 shares
issued and outstanding, respectively.	6,004	6,004
Additional paid-in capital	746	746
Deficit accumulated during the development stage	(79,130)	(65,231)

Total Stockholders' Equity (Deficit)	(72,380)	(58,481)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,261	$5,750

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,308
Professional fees	6,342	25,537	60,353
General and administrative costs	7,557	2,734	16,469

Total operating expenses	13,899	28,271	79,130

Income from operations	(13,899)	(28,271)	(79,130)

Provision for income taxes	-	-	-

Net loss	(13,899)	(28,271)	(79,130)

Other comprehensive income	-	-	-

Comprehensive loss	$(13,899)	$(28,271)	$(79,130)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.05)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	6,004,640	3,635,376	1,575,737

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued through bankruptcy
settlement on November 29, 2004	500,007	$500	$500	$-	$1,000
Effect of 0.8 for 1 forward stock split
on July 1, 2008	400,029	400	(400)	-	-
Effect of 1 for 3 reverse stock split
on July 28, 2009	(599,804)	(600)	600	-	-

	300,232	300	700	-	1,000

Net loss for the period	-	-	-	-	-

Balances at December 31, 2004	300,232	300	700	-	1,000

Net loss for the year	-	-	-	-	-

Balances at December 31, 2005	300,232	300	700	-	1,000

Net loss for the yea	-	-	-	(3,558)	(3,558)

Balances at December 31, 2006	300,232	300	700	(3,558)	(2,558)

Net loss for the year	-	-	-	(14,707)	(14,707)

Balances at December 31, 2007	300,232	300	700	(18,265)	(17,265)

Net loss for the year	-	-	-	(8,106)	(8,106)

Balances at December 31, 2008	300,232	300	700	(26,371)	(25,371)

Net loss for the year	-	-	-	(10,589)	(10,589)

Balances at December 31, 2009	300,232	300	700	(36,960)	(35,960)

Private placement of common stock
on June 1, 2010	5,704,408	5,704	46	-	5,750

Net loss for the year	-	-	-	(28,271)	(28,271)

Balances at December 31, 2010	6,004,640	6,004	746	(65,231)	(58,481)

Net loss for the year	-	-	-	(13,899)	(13,899)

Balances at December 31, 2011	6,004,640	$6,004	$746	$(79,130)	$(72,380)

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2011 and 2010
Period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(13,899)	$(28,271)	$(79,130)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	910	-	910

Net cash used in operating activities	(12,989)	(28,271)	(78,220)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from private placement of common stock	-	5,750	5,750
Cash advanced by majority stockholder	8,500	28,271	72,731

Net cash provided by financing activities	8,500	34,021	79,481

Increase in Cash	(4,489)	5,750	1,261

Cash at beginning of period	5,750	-	-

Cash at end of period	$1,261	$5,750	$1,261

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

Note A - Background and Description of Business

BTHC XIV, Inc. (“Company”) was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XIV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XIV, Inc. and BTHC XIV, LLC was August 16, 2006.

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

On June 1, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Patrick D. Souter (“Souter”), a resident of Dallas, Texas, pursuant to which he acquired 5,704,408 shares of our common stock for approximately $5,750 cash or approximately $0.001 per share.  As a result of this transaction, 6,004,640 shares of our common stock are currently issued and outstanding.

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

Note B - Bankruptcy Action

Commencing on March 28, 2003, BTHC XIV, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (“Bankruptcy Court”).  The Company’s bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae  New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; BILHC V, LLC.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2009.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
December 31, 2011 and 2010

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

As of December 31, 2011 and 2010 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Remainder of this page left blank intentionally)

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011, respectively, are as follows:

Period from
November 29, 2004
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2011, the Company has a net operating loss carryforward(s) of approximately $79,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the years ended December 31, 2011 and 2010 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2011, respectively, are as follows:

			Period from
			November 29, 2004
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(4,700)	$(9,600)	$(26,900)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	4,700	9,600	26,900

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2011 and 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2011 and 2010, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$26,900	$22,200
Less valuation allowance	(26,900)	(22,200)

Net Deferred Tax Asset	$-	$-

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note G - Income Taxes - Continued

During each of the years ended December 31, 2011 and 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $4,700 and $9,600.

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 27, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XIV, Inc.

Dated: March 27, 2012	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 27, 2012	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer
Chief Financial Officer and Director