Form 10-Q
period 2012-03-31
BTHC XIV, Inc.
filed 2012-05-15
CIK 1405646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(972) 954-4135
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 13, 2012:  6,004,420
Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

BTHC XIV, Inc.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information
Item 1 - Financial Statements

BTHC XIV, Inc.
(a development stage company)
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$1,261	$1,261

Total Assets	$1,261	$1,261

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$4,048	$910
Due to controlling stockholder	72,731	72,731

Total Liabilities	76,779	73,641

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
6,004,640 and 300,232 shares
issued and outstanding	6,004	6,004
Additional paid-in capital	746	746
Deficit accumulated during the development stage	(82,268)	(79,130)

Total Stockholders' Equity (Deficit)	(75,518)	(72,380)

Total Liabilities and
Stockholders’ Equity (Deficit)	$1,261	$1,261

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,308
Professional fees	2,710	2,352	63,063
General and administrative costs	428	1,962	16,897

Total operating expenses	3,138	4,314	82,268

Income from operations	(3,138)	(4,314)	(82,268)

Provision for income taxes	-	-	-

Net loss	(3,138)	(4,314)	(82,168)

Other comprehensive income	-	-	-

Comprehensive loss	$(3,138)	$(4,314)	$(82,268)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.05)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	6,004,420	6,004,420	1,726,114

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2012 and 2011 and
Period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			November 29, 2004
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(3,138)	$(4,314)	$(82,268)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	3,138	-	4,048

Net cash used in operating activities	-	(4,314)	(78,220)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from private placement of common stock	-	-	5,750
Cash advanced by majority stockholder	-	-	72,731

Net cash provided by financing activities	-	-	79,481

Increase in Cash	-	(4,314)	1,261

Cash at beginning of period	1,261	5,750	-

Cash at end of period	$1,261	$1,436	$1,261

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

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
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2012, respectively, are as follows:

Period from
November 29, 2004
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	20121

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2012, the Company has a net operating loss carryforward(s) of approximately $82,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the three month periods ended March 31, 2012 and 2011 and for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2012, respectively, are as follows:

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(1,100)	$(1,500)	$(28,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,100	1,500	28,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2012 and December 31, 2011, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2012 and December 31, 2011, respectively, the deferred tax asset is as follows:

BTHC XIV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note G - Income Taxes - Continued

	March 31,	December 31,
	2012	2011

Deferred tax assets
Net operating loss carryforwards	$28,000	$26,900
Less valuation allowance	(28,000)	(26,900)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,100 and $4,700.

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through May 13, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011 or for the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2012.

General and administrative expenses for the respective three month periods ended March 31, 2012 and 2011 were approximately $3,100 and $4,300.  These expenditures relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended.  It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements and implement its business plan.

Earnings per share for the respective three month periods ended March 31, 2012 and 2011 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2012, respectively, were $(0.00), $(0.00) and $(0.05), based on the weighted-average shares issued and outstanding at the end of each respective period, inclusive of the effects of all forward and reverse stock splits.

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

At March 31, 2012 and December 31, 2011, respectively, the Company had working capital of approximately $(75,500) and $(72,500), respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

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

BTHC XIV, Inc.

Dated: May 15, 2011	/s/ Patrick D. Souter
Patrick D. Souter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director